Form 10-K/A
STRUCTURED ASSET SEC CORP PASS THR CERT SER 2002 BC3
filed 2003-06-27
CIK 1174614

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



   New York                                       Pending
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

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

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Wells Fargo Home Mortgage Inc., as Servicer <F1>
       c) Waterfield Mortgage Company, as Servicer <F1>
       d) Ocwen Federal Bank FSB, as Servicer <F1>
       e) Option One Mortgage Corp. as Servicer <F1>
       f) Provident Bank, as Servicer <F1>

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Servicer <F1>
       b) Wells Fargo Home Mortgage Inc., as Servicer <F1>
       c) Waterfield Mortgage Company, as Servicer <F1>
       d) Ocwen Federal Bank FSB, as Servicer <F1>
       e) Option One Mortgage Corp. as Servicer <F1>
       f) Provident Bank, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2002.


       a) Aurora Loan Srvcs Inc, as Master Servicer <F1>


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

  <F1> Filed Herewith.




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

  Dated: June 2, 2003

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

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Wells Fargo Bank Minnesota National Association as Securities Administrator; Waterfield Mortgage Company., as Servicer; Wells Fargo Home Mortgage Inc., as Servicer; Ocwen Federal Bank FSB, as Servicer; Option One as Servicer; Provident Bank, as Servicer.


      Date: June 2, 2003

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


  Ex-99.1 (c)


Ernst & Young (logo)

Ernst & Young LLP
111 Monument Circle, Suite 2600
P.O. Box 44972
Indianapolis, Indiana 46204-2094
Phone: (317) 681-7000
Fax:   (317) 681-7216
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

The Board of Directors
Waterfield Mortgage Company, Incorporated

We have examined management's assertion, included in the accompanying report titled Report of Management, that Waterfield Mortgage Company, Incorporated and Subsidiaries (the Company) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

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

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association, and the Company's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

February 14, 2003

A Member Practice of Ernst & Young Global

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

/s/ PricewaterhouseCoopers LLP

July 19, 2002


  Ex-99.1 (f)


Ernst & Young (logo)

Ernst & Young LLP
1300 Chiquila Center
250 East Fifth Street
Cincinnati, Ohio 45202
Phone: (513) 627-6454
www.ey.com

Report of Independent Accountants

Board of Directors
The Provident Bank

We have examined management's assertion, included in the accompanying report titled Report of Management, that The Provident Bank (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2002. Management is responsible for the Bank's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Bank's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with specified requirements.

In our opinion, management's assertion, that the Bank complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporations, and the Bank's private investors and is not intended to be and should not be used by anyone other than these specified parties.

/s/ Ernst & Young LLP

February 24, 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

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


  Ex-99.2 (c)


Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Waterfield Mortgage Company, Incorporated and Subsidiaries (the Company), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with those standards. We have performed an evaluation of the Company's compliance with those minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond in the amount of $15,000,000 and a mortgage errors and omissions policy in the amount of $15,500,000.

/s/ Donald A. Sherman
Donald A. Sherman
Chairman and Chief Executive Officer

/s/ Vincent J. Otto
Vincent J. Otto
Executive Vice President and
Chief Financial Officer

February 14, 2003


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

/s/ Robert Dubrish
Robert Dubrish, CEO

/s/ William O'Neill
William L. O'Neill, CFO


Corporate Offices * 3 Ada * Irvine * California * 92618-2304 * 949.790.8100 * Fax 949.453.0199


  Ex-99.2 (f)


PCFS Mortgage Resources (logo)

Report of Management

We, as members of management of PCFS Mortgage Resources' (based in Atlanta)
(PCFS), a division of The Provident Bank (the Bank), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the PCFS's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, the PCFS complied, in all material repects, with the minimum servicing standards set forth in the USAP. As of and for this same period, PCFS had in effect a fidelity bond and errors and omissions policy in the amount of $25,000,000 and $20,000,000, respectively.

/s/ Richard Gravino                /s/ David Friedman
Richard Gravino                    David Friedman
Executive Vice President           Senior Vice President
Consumer Finance                   National Servicing Operations




February 24, 2003

500 Vine Street * Cincinnati, Ohio 45202

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